Form 10-K
period 2015-03-31
Honda Auto Receivables 2013-3 Owner Trust
filed 2015-06-17
CIK 1581076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

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

Item 1117 of Regulation AB.    Legal Proceedings.

No legal proceedings are pending, and no proceedings are known to be contemplated by governmental authorities, against any of the following companies: American Honda Finance Corporation (the “Sponsor”), American Honda Receivables LLC (the “Depositor”), U.S. Bank Trust National Association (the “Owner Trustee”) or the Trust that are or would be material to holders of the Notes or the Certificates.

Deutsche Bank Trust Company Americas (the “Indenture Trustee”) has provided the information contained in the following paragraph for purposes of compliance with Regulation AB.

“DBTCA has been named as a defendant in civil litigation concerning its role as trustee of certain residential mortgage backed securities (“RMBS”) trusts. On June 18, 2014, a group of investors (“Plaintiff Investors”) filed a civil action against DBTCA and Deutsche Bank National Trust Company (“DBNTC”) in New York State Supreme Court purportedly on behalf of and for the benefit of 544 private-label RMBS trusts asserting claims for alleged violations of the Trust Indenture Act of 1939, breach of contract, breach of fiduciary duty and negligence based on DBTCA’s and DBNTC’s alleged failure to perform their obligations as trustees for the trusts (the “NY Derivative Action”). An amended complaint was filed on

July 16, 2014, adding Plaintiff Investors and RMBS trusts to the NY Derivative Action. On November 24, 2014, the Plaintiff Investors moved to voluntarily dismiss the NY Derivative Action without prejudice. Also on November 24, 2014, substantially the same group of Plaintiff Investors filed a civil action against DBTCA and DBNTC in the United States District Court for the Southern District of New York (the “SDNY Action”), making substantially the same allegations as the New York Derivative Action with respect to 564 RMBS trusts (542 of which were at issue in the NY Derivative Action). The SDNY Action is styled both as a derivative action on behalf of the named RMBS Trusts and, in the alternative, as a putative class action on behalf of holders of RMBS representing interests in those RMBS trusts. DBTCA is reviewing these newly-filed pleadings. DBTCA has no pending legal proceedings (including, based on DBTCA’s preliminary evaluation, the litigation disclosed in this paragraph) that would materially affect its ability to perform its duties as Trustee on behalf of the Certificateholders. ”

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

Exhibit 35.1 – Servicing Compliance Statement of American Honda Finance Corporation.

Exhibit 99.1 – Sale and Servicing Agreement, to be dated July 24, 2013, among Honda Auto Receivables 2013-3 Owner Trust, American Honda Receivables LLC and American Honda Finance Corporation, incorporated to Exhibit 99.1 by reference to Form 8-K dated July 24, 2013, and filed by the registrant on July 24, 2013.

Exhibit 99.2 – Receivables Purchase Agreement, to be dated July 24, 2013, between American Honda Finance Corporation and American Honda Receivables LLC, incorporated to Exhibit 99.2 by reference to Form 8-K dated July 24, 2013, and filed by the registrant on July 24, 2013.

Exhibit 99.3 – Administration Agreement, to be dated July 24, 2013, among Honda Auto Receivables 2013-3 Owner Trust, American Honda Finance Corporation, American Honda Receivables LLC and Deutsche Bank Trust Company Americas, as indenture trustee, incorporated to Exhibit 99.3 by reference to Form 8-K dated July 24, 2013, and filed by the registrant on July 24, 2013.

Exhibit 99.4 – Control Agreement, to be dated July 24, 2013, among American Honda Receivables LLC, Honda Auto Receivables 2013-3 Owner Trust, American Honda Finance Corporation, and Deutsche Bank Trust Company Americas, as indenture trustee, as assignee-secured party, and as securities intermediary, incorporated to Exhibit 99.4 by reference to Form 8-K dated July 24, 2013, and filed by the registrant on July 24, 2013.

(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Honda Auto Receivables 2013-3 Owner Trust

	By:	American Honda Finance Corporation, as Servicer

	By:	/s/ Paul C. Honda

Paul C. Honda

Date: June 17, 2015		Vice President and Assistant Secretary (senior officer in charge of the servicing function)

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

Exhibit 35.1 – Servicing Compliance Statement of American Honda Finance Corporation.

Exhibit 99.1 – Sale and Servicing Agreement, to be dated July 24, 2013, among Honda Auto Receivables 2013-3 Owner Trust, American Honda Receivables LLC and American Honda Finance Corporation, incorporated to Exhibit 99.1 by reference to Form 8-K dated July 24, 2013, and filed by the registrant on July 24, 2013.

Exhibit 99.2 – Receivables Purchase Agreement, to be dated July 24, 2013, between American Honda Finance Corporation and American Honda Receivables LLC, incorporated to Exhibit 99.2 by reference to Form 8-K dated July 24, 2013, and filed by the registrant on July 24, 2013.

Exhibit 99.3 – Administration Agreement, to be dated July 24, 2013, among Honda Auto Receivables 2013-3 Owner Trust, American Honda Finance Corporation, American Honda Receivables LLC and Deutsche Bank Trust Company Americas, as indenture trustee, incorporated to Exhibit 99.3 by reference to Form 8-K dated July 24, 2013, and filed by the registrant on July 24, 2013.

Exhibit 99.4 – Control Agreement, to be dated July 24, 2013, among American Honda Receivables LLC, Honda Auto Receivables 2013-3 Owner Trust, American Honda Finance Corporation, and Deutsche Bank Trust Company Americas, as indenture trustee, as assignee-secured party, and as securities intermediary, incorporated to Exhibit 99.4 by reference to Form 8-K dated July 24, 2013, and filed by the registrant on July 24, 2013.

- 8 -