Form 10-K
period 2016-03-31
Honda Auto Receivables 2013-3 Owner Trust
filed 2016-06-15
CIK 1581076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

333-183223-04
(Commission File Number of issuing entity)

Honda Auto Receivables 2013-3 Owner Trust

(Exact name of issuing entity specified in its charter)
Central Index Key Number of issuing entity: 0001581076

333-183223
(Commission File Number of depositor)

American Honda Receivables LLC

(Exact name of depositor as specified in its charter)
Central Index Key Number of depositor: 0000890975

American Honda Finance Corporation

(Exact name of sponsor as specified in its charter)
Central Index Key Number of sponsor: 0000864270

Delaware	30-6383306
(State or other jurisdiction of organization of the issuing entity)	(I.R.S. Employer Identification No.)

c/o American Honda Receivables LLC 20800 Madrona Avenue Torrance, CA	90503
(Address of principal executive offices of the issuing entity)	(Zip Code)

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

Deutsche Bank Trust Company Americas (the “Indenture Trustee”) has provided the information contained in the following paragraphs for purposes of compliance with Regulation AB.

“On June 18, 2014, a group of investors, including funds managed by Blackrock Advisors, LLC, PIMCO-Advisors, L.P., and others, filed a derivative action against Deutsche Bank Trust Company Americas (“DBTCA”) and Deutsche Bank National Trust Company (“DBNTC”) in New York State Supreme Court purportedly on behalf of and for the benefit of 544 private-label residential mortgage-backed securities (“RMBS”) trusts asserting claims for alleged violations of the U.S. Trust Indenture Act of 1939, breach of contract, breach of fiduciary duty and negligence based on DBNTC and DBTCA's alleged failure to perform their duties as trustees for the trusts. Plaintiffs subsequently dismissed their state court complaint and filed a derivative and class action complaint in the U.S. District Court for the Southern District of New York (the “SDNY Action”) on behalf of and for the benefit of 564 private-label RMBS trusts, which substantially overlapped with the trusts at issue in the state court action. The complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $89.4 billion, but the complaint does not include a demand for money damages in a sum certain. DBNTC and DBTCA filed a motion to dismiss, and on January 19, 2016, the court partially granted the motion on procedural grounds: as to the 500 trusts that are governed by pooling and servicing agreements, the court declined to exercise jurisdiction. The court did not rule on substantive defenses asserted in the motion to dismiss as to the 64 trusts formed under indentures for which it retained jurisdiction. Instead, the court ordered plaintiffs to file an amended complaint as to those indenture trusts. On February 23, 2016, plaintiffs filed an amended complaint as to 62 of the 64 indenture trusts included in the original U.S. District Court complaint. DBNTC and DBTCA will have an opportunity to file new defensive motions with respect to this amended complaint.

On March 25, 2016, plaintiffs filed a new state court complaint in California against DBTCA as to 513 trusts governed by pooling and servicing agreements, most of which had been dismissed from the U.S. District Court action. (Plaintiffs removed 19 of the original 500 and have added 32 new trusts.) DBTCA serves as trustee on only one of these 513 trusts.

On December 30, 2015, IKB International, S.A. and IKB Deutsche Industriebank A.G. filed a Summons With Notice in New York state court naming as defendants DBNTC and DBTCA, as trustees of 37 RMBS trusts (the "IKB Action"). The claims in the IKB Action appear to be substantively similar to the SDNY Action. The IKB Action is not styled as a putative class action, but may attempt to bring derivative claims on behalf of the named RMBS Trusts. DBTCA intends to vigorously defend the IKB Action.

DBTCA has no pending legal proceedings (including, based on DBTCA's present evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties as indenture trustee for this transaction.”

PART II

The following items have been omitted in accordance with General Instruction J to Form 10-K:

(a)	Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(b)	Item 6, Selected Financial Data
(c)	Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

(a)	Item 10, Directors, Executive Officers and Corporate Governance
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

Item 1122 of Regulation AB.     Compliance with Applicable Servicing Criteria.

The Sponsor (in its role as servicer) and the Indenture Trustee (together, the “Servicing Parties”) have each been identified by the registrant as a party participating in the servicing function with respect to the asset pool held by the Trust. Each of the Servicing Parties has completed a report on an assessment of compliance with the servicing criteria applicable to it (each, a “Servicing Report”), which Servicing Reports are attached as exhibits to this Form 10-K. In addition, each of the Servicing Parties has provided an attestation report (each, an “Attestation Report”) by one or more registered public accounting firms, which Attestation Reports are also attached as exhibits to this Form 10-K. Neither of the Servicing Reports prepared by the Sponsor or the Indenture Trustee, or the Attestation Reports provided by the Sponsor or the Indenture Trustee, has identified any material instance of noncompliance with the servicing criteria applicable to the respective Servicing Party.

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

The exhibits listed below are either included or incorporated by reference as indicated:

Exhibit 3.1 – Certificate of Formation of the Depositor, filed with the secretary of state of Delaware on March 16, 2011, incorporated by reference to Amendment No. 1 to Registration Statement on Form S-3 (Reg. No. 333-173202), filed with the SEC by the Depositor on April 25, 2011.

Exhibit 3.2 – Limited Liability Company Agreement of the Depositor, in effect since March 28, 2011, incorporated by reference to Amendment No. 1 to Registration Statement on Form S-3 (Reg. No. 333-173202), filed with the SEC by the Depositor on April 25, 2011.

Exhibit 4.1 – Indenture, dated July 24, 2013, between Honda Auto Receivables 2013-3 Owner Trust and Deutsche Bank Trust Company Americas, as indenture trustee, incorporated by reference to Exhibit 4.1 on Form 8-K dated July 24, 2013, and filed by the registrant on July 24, 2013.

Exhibit 4.2 – Amended and Restated Trust Agreement, dated July 24, 2013, between American Honda Receivables LLC and U.S. Bank Trust National Association, as owner trustee, incorporated by reference to Exhibit 4.2 on Form 8-K dated July 24, 2013, and filed by the registrant on July 24, 2013.

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

Exhibit 34.2 – Attestation Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of KPMG LLP, on behalf of Deutsche Bank Trust Company Americas.

Exhibit 35.1 – Servicing Compliance Statement of American Honda Finance Corporation.

Exhibit 99.1 – Sale and Servicing Agreement, to be dated July 24, 2013, among Honda Auto Receivables 2013-3 Owner Trust, American Honda Receivables LLC and American Honda Finance Corporation, incorporated by reference to Exhibit 99.1 on Form 8-K dated July 24, 2013, and filed by the registrant on July 24, 2013.

Exhibit 99.2 – Receivables Purchase Agreement, to be dated July 24, 2013, between American Honda Finance Corporation and American Honda Receivables LLC, incorporated by reference to Exhibit 99.2 on Form 8-K dated July 24, 2013, and filed by the registrant on July 24, 2013.

Exhibit 99.3 – Administration Agreement, to be dated July 24, 2013, among Honda Auto Receivables 2013-3 Owner Trust, American Honda Finance Corporation, American Honda Receivables LLC and Deutsche Bank Trust Company Americas, as indenture trustee, incorporated by reference to Exhibit 99.3 on Form 8-K dated July 24, 2013, and filed by the registrant on July 24, 2013.

Exhibit 99.4 – Control Agreement, to be dated July 24, 2013, among American Honda Receivables LLC, Honda Auto Receivables 2013-3 Owner Trust, American Honda Finance Corporation, and Deutsche Bank Trust Company Americas, as indenture trustee, as assignee-secured party, and as securities intermediary, incorporated by reference to Exhibit 99.4 on Form 8-K dated July 24, 2013, and filed by the registrant on July 24, 2013.

(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Honda Auto Receivables 2013-3 Owner Trust

By:
American Honda Finance Corporation, as Servicer

	By:	/s/ Paul C. Honda

Paul C. Honda

Date: June 15, 2016		Vice President and Assistant Secretary (senior officer in charge of the servicing function)

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

Exhibit 3.1 – Certificate of Formation of the Depositor, filed with the secretary of state of Delaware on March 16, 2011, incorporated by reference to Amendment No. 1 to Registration Statement on Form S-3 (Reg. No. 333-173202), filed with the SEC by the Depositor on April 25, 2011.

Exhibit 3.2 – Limited Liability Company Agreement of the Depositor, in effect since March 28, 2011, incorporated by reference to Amendment No. 1 to Registration Statement on Form S-3 (Reg. No. 333-173202), filed with the SEC by the Depositor on April 25, 2011.

Exhibit 4.1 – Indenture, dated July 24, 2013, between Honda Auto Receivables 2013-3 Owner Trust and Deutsche Bank Trust Company Americas, as indenture trustee, incorporated by reference to Exhibit 4.1 on Form 8-K dated July 24, 2013, and filed by the registrant on July 24, 2013.

Exhibit 4.2 – Amended and Restated Trust Agreement, dated July 24, 2013, between American Honda Receivables LLC and U.S. Bank Trust National Association, as owner trustee, incorporated by reference to Exhibit 4.2 on Form 8-K dated July 24, 2013, and filed by the registrant on July 24, 2013.

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

Exhibit 34.2 – Attestation Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of KPMG LLP, on behalf of Deutsche Bank Trust Company Americas.

Exhibit 35.1 – Servicing Compliance Statement of American Honda Finance Corporation.

Exhibit 99.1 – Sale and Servicing Agreement, to be dated July 24, 2013, among Honda Auto Receivables 2013-3 Owner Trust, American Honda Receivables LLC and American Honda Finance Corporation, incorporated by reference to Exhibit 99.1 on Form 8-K dated July 24, 2013, and filed by the registrant on July 24, 2013.

Exhibit 99.2 – Receivables Purchase Agreement, to be dated July 24, 2013, between American Honda Finance Corporation and American Honda Receivables LLC, incorporated by reference to Exhibit 99.2 on Form 8-K dated July 24, 2013, and filed by the registrant on July 24, 2013.

Exhibit 99.3 – Administration Agreement, to be dated July 24, 2013, among Honda Auto Receivables 2013-3 Owner Trust, American Honda Finance Corporation, American Honda Receivables LLC and Deutsche Bank Trust Company Americas, as indenture trustee, incorporated by reference to Exhibit 99.3 on Form 8-K dated July 24, 2013, and filed by the registrant on July 24, 2013.

Exhibit 99.4 – Control Agreement, to be dated July 24, 2013, among American Honda Receivables LLC, Honda Auto Receivables 2013-3 Owner Trust, American Honda Finance Corporation, and Deutsche Bank Trust Company Americas, as indenture trustee, as assignee-secured party, and as securities intermediary, incorporated by reference to Exhibit 99.4 on Form 8-K dated July 24, 2013, and filed by the registrant on July 24, 2013.

- 8 -